Form 10-Q/A
period 2004-03-31
ELMORE LP; VPC GEOTHERMAL LLC; SALTON SEA POWER LLC; CALENERGY MINERALS LLC; CE TURBO LLC; CE SALTON SEA INC; SALTON SEA MINERALS CORP; CALENERGY OPERATING CORP; NIGUEL ENERGY CO; SALTON SEA FUNDING CORP
filed 2004-05-05
CIK 1017947, 1087415, 1087416, 1087417, 1087418, 1087419, 1087420, 1087421, 1087460, 949149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

Commission File No. 33-95538

SALTON SEA FUNDING CORPORATION
(Exact name of registrant as specified in its charter)

	Delaware	47-0790493

	(State of Incorporation)	(IRS Employer Identification No.)

Salton Sea Brine Processing, L.P.	California	33-0601721
Salton Sea Power Generation L.P.	California	33-0567411
Fish Lake Power LLC	Delaware	33-0453364
Vulcan Power Company	Nevada	95-2636765
CalEnergy Operating Corporation	Delaware	33-0268085
Salton Sea Royalty LLC	Delaware	47-0790492
VPC Geothermal LLC	Delaware	91-1244270
San Felipe Energy Company	California	33-0315787
Conejo Energy Company	California	33-0268500
Niguel Energy Company	California	33-0268502
Vulcan/BN Geothermal Power Company	Nevada	95-3992087
Leathers, L.P.	California	33-0305342
Del Ranch, L.P.	California	33-0278290
Elmore, L.P.	California	33-0278294
Salton Sea Power L.L.C.	Delaware	47-0810713
CalEnergy Minerals LLC	Delaware	47-0810718
CE Turbo LLC	Delaware	47-0812159
CE Salton Sea Inc.	Delaware	47-0810711
Salton Sea Minerals Corp.	Delaware	47-0811261

302 South 36th Street, Suite 400 Omaha, Nebraska	68131

(Address of principal executive offices of Salton Sea Funding Corporation)	(Zip Code of Salton Sea Funding Corporation)

(402) 341-4500

Salton Sea Funding Corporation's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

All common stock of Salton Sea Funding Corporation is indirectly held by Magma Power Company. As of April 30, 2004, 100 shares of common stock were outstanding.

This Amendment to the Salton Sea Funding Corporation Quarterly Report on Form 10-Q is being filed by Salton Sea Funding Corporation and the other registrants listed on the front cover hereof due to the inadvertent omission of the other registrants from the submission of the Quarterly Report on Form 10-Q previously filed on May 4, 2004.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholder
Salton Sea Funding Corporation
Omaha, Nebraska

We have reviewed the accompanying balance sheet of Salton Sea Funding Corporation (the “Company”) as of March 31, 2004, and the related statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Funding Corporation as of December 31, 2003, and the related statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 30, 2004

SALTON SEA FUNDING CORPORATION
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash	$30,535	$14,341
Accrued interest receivable and other current assets	8,392	2,950
Current portion secured project notes from Guarantors	28,832	165,215

Total current assets	67,759	182,506

Secured project notes from Guarantors	298,377	298,377
Investment in 1% of net assets of Guarantors	10,945	9,532

Total assets	$377,081	$490,415

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued interest	$8,382	$2,945
Current portion of long-term debt	28,832	165,215

Total current liabilities	37,214	168,160

Due to affiliates	26,369	10,225
Senior secured notes and bonds	298,377	298,377

Total liabilities	361,960	476,762

Commitments and contingencies (Note 3)

Stockholder’s equity:
Common stock authorized – 1,000 shares, par value $.01 per share; issued and outstanding 100 shares	-	-
Additional paid-in capital	7,815	6,317
Retained earnings	7,306	7,336

Total stockholder’s equity	15,121	13,653

Total liabilities and stockholder’s equity	$377,081	$490,415

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Revenue:
Interest income	$8,032	$9,469
Equity in loss of Guarantors	(85)	(133)

Total revenue	7,947	9,336

Costs and expenses:
General and administrative expenses	13	115
Interest expense	7,985	9,297

Total costs and expenses	7,998	9,412

Loss before income taxes	(51)	(76)
Benefit for income taxes	(21)	(31)

Net loss	$(30)	$(45)

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)

Cash flows from operating activities:
Net loss	$(30)	$(45)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in loss of Guarantors	85	133
Changes in assets and liabilities:
Accrued interest receivable	(5,442)	(9,238)
Accrued interest	5,437	9,297

Net cash flows from operating activities	50	147

Cash flows from investing activities:
Principal repayments of secured project notes from Guarantors	136,383	-

Cash flows from financing activities:
Increase in restricted cash	-	(155)
Increase in due to affiliates	16,144	3,661
Repayment of senior secured notes and bonds	(136,383)	-

Net cash flows from financing activities	(120,239)	3,506

Net change in cash	16,194	3,653
Cash at the beginning of period	14,341	19,583

Cash at the end of period	$30,535	$23,236

The accompanying notes are an integral part of these financial statements.

SALTON SEA FUNDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   General

In the opinion of management of Salton Sea Funding Corporation (the "Funding Corporation"), the accompanying unaudited financial statements of Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P., Salton Sea Power L.L.C., (collectively, the Salton Sea Guarantors”), Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC, CalEnergy Minerals LLC, Salton Sea Minerals Corp., CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the “Partnership Guarantors”), and Salton Sea Royalty LLC (the “Royalty Guarantor”, together with the Salton Sea Guarantors and the Partnership Guarantors, the “Guarantors”) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three–month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Funding Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Redemption of Senior Bonds

On March 1, 2004, the Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company (“MEHC”), and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

3.   Contingencies

Edison and the California Power Exchange

On June 11, 2003, certain Guarantors entered into a settlement agreement with Southern California Edison (“Edison”). The settlement, which relates to certain capacity bonus payments and the Salton Sea II Project uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004 the CPUC approved the settlement payment. Payment is expected in the second quarter of 2004.

On July 10, 2003, the Salton Sea IV Project’s 40 megawatt (“MW”) turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling approximately $2.4 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project has served notices of error to Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project has served notice to Edison that it disputes such action. As a result, the Guarantors established an allowance for doubtful accounts of $1.8 million and $1.7 million for capacity payments as of
March 31, 2004 and December 31, 2003, respectively.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling approximately $0.7 million. Salton Sea Power Generation L.P., owner of the Salton Sea III Project, has served notices of error to Edison for such unpaid amounts. As a result the Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Guarantors’ geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Salton Sea Guarantors as of March 31, 2004, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Salton Sea Guarantors' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Salton Sea Guarantors as of December 31, 2003, and the related combined statements of operations, Guarantors' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 30, 2004

SALTON SEA GUARANTORS
COMBINED BALANCE SHEETS
(In thousands)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Trade accounts receivable, net	$15,243	$14,070
Trade accounts receivable from affiliates	1,166	1,131
Prepaid expenses and other current assets	4,806	4,255

Total current assets	21,215	19,456

Properties, plants, contracts and equipment, net	502,729	507,983

Total assets	$523,944	$527,439

LIABILITIES AND GUARANTORS’ EQUITY
Current liabilities:
Accounts payable	$2,220	$146
Accrued interest	5,682	1,421
Other accrued liabilities	2,299	6,566
Current portion of long-term debt	24,409	24,409

Total current liabilities	34,610	32,542

Due to affiliates	40,119	45,652
Senior secured project note	199,238	199,238

Total liabilities	273,967	277,432

Commitments and contingencies (Note 4)

Guarantors’ equity	249,977	250,007

Total liabilities and guarantors’ equity	$523,944	$527,439

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Revenue:
Operating revenue	$22,179	$18,124
Interest and other income (loss)	170	(162)

Total revenue	22,349	17,962

Costs and expenses:
Royalty, operating, general and administrative expense	12,293	14,724
Depreciation and amortization	5,690	4,893
Interest expense	4,396	4,776

Total costs and expenses	22,379	24,393

Net loss	$(30)	$(6,431)

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)

Cash flows from operating activities:
Net loss	$(30)	$(6,431)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,690	4,893
Changes in assets and liabilities:
Accounts receivable, net	(1,208)	3,592
Prepaid expenses and other assets	(551)	624
Accounts payable and accrued liabilities	2,068	7,945

Net cash flows from operating activities	5,969	10,623

Cash flows from investing activities:
Capital expenditures	(436)	(4,080)

Cash flows from financing activities:
Decrease in due to affiliates	(5,533)	(6,543)

Net change in cash	-	-
Cash at the beginning of period	-	-

Cash at the end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SALTON SEA GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.   General

In the opinion of management of Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P., Salton Sea Power L.L.C., and Fish Lake Power LLC (collectively the “Salton Sea Guarantors”), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the financial statements included in the Salton Sea Guarantors’ Annual Report on Form 10-K for the year ended December 31, 2003.

2.   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R which served to clarify guidance in FIN No. 46. During the fourth quarter of 2003, the Salton Sea Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Salton Sea Guarantors’ financial position, results of operations or cash flows. The Salton Sea Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Salton Sea Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Salton Sea Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Salton Sea Guarantors have concluded that it is appropriate to continue to consolidate its power plant projects.

3.   Intangible Assets

The Salton Sea Guarantors’ acquired intangible assets, which are included in properties, plants, contracts and equipment, net, consist of power purchase contracts (the “Contracts”) with a cost of $33.4 million and accumulated amortization of $10.2 million and $9.9 million at March 31, 2004 and December 31, 2003, respectively. Amortization expense on the Contracts was $0.3 million for the three-month periods ended March 31, 2004 and 2003. The Salton Sea Guarantors’ expect amortization expense on the Contracts to be $0.9 million for the remaining nine months of 2004 and $1.2 million each of the four succeeding fiscal years.

4.   Contingencies

Edison and the California Power Exchange

On June 11, 2003, certain Salton Sea Guarantors entered into a settlement agreement with Southern California Edison (“Edison”). The settlement, which relates to capacity bonus payments and the Salton Sea II Project uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004 the CPUC approved the settlement payment. The payment is expected in the second quarter of 2004.

On July 10, 2003, the Salton Sea IV Project’s 40 megawatt (“MW”) turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling approximately $2.4 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, has served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project has served notice to Edison that it disputes such action. As a result, the Salton Sea Guarantors established an allowance for doubtful accounts of $1.8 million and $1.7 million for capacity payments as of March 31, 2004 and December 31, 2003, respectively.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling approximately $0.7 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, has served notices of error on Edison for such unpaid amounts. As a result, the Salton Sea Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V Project has not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.0 million. The Salton Sea Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

Environmental Liabilities

The Salton Sea Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Salton Sea Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Salton Sea Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Salton Sea Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Salton Sea Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Salton Sea Guarantors’ geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

5.   Related Party Transactions

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Guarantors acquired from Magma Land I, a wholly owned subsidiary of Magma Power Company (“Magma”), rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amounts expensed for the three-month periods ended March 31, 2004 and 2003 were $1.1 million and $1.1 million, respectively.

Pursuant to the Administrative Services Agreement dated April 1, 1993 with Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of all electricity revenue. The amount expensed for the three-month periods ended March 31, 2004 and 2003 were $0.3 million and $0.2 million, respectively.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CalEnergy Operating Corporation (“CEOC”) and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During the three-month periods ended March 31, 2004 and 2003, the Salton Sea Guarantors reimbursed CEOC for expenses of $3.9 million and $4.3 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power L.L.C. (“Salton Sea Power”) began selling available power to a subsidiary of TransAlta Corporation (“TransAlta”) on February 12, 2003 at prices based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta were $1.4 million and $1.8 million for the three-month periods ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, accounts receivable from TransAlta were $0.9 million and $1.1 million, respectively.

On January 21, 2004, Salton Sea Power entered into a Green Energy Tag Purchase and Sale agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour (“MWh”) of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the Salton Sea V Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. at a price of $10 per Green Tag. Salton Sea Power currently expects to commence sales under this agreement in July 2004.

Pursuant to the November 1, 1998, amended and restated power sales agreement, Salton Sea Power is to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to Salton Sea Power, less wheeling costs. Pursuant to this agreement, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.1 million for the three months ended March 31, 2004 and March 31, 2003, respectively. Accounts receivable from Minerals were $0.3 million and $- as of March 31, 2004 and December 31, 2003, respectively.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying combined balance sheet of the Partnership Guarantors as of March 31, 2004, and the related combined statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Partnership Guarantors' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such combined interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the Partnership Guarantors as of December 31, 2003, and the related combined statements of operations, Guarantors' equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 30, 2004

PARTNERSHIP GUARANTORS
COMBINED BALANCE SHEETS
(In thousands)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25	$-
Trade accounts receivable, net	11,917	13,500
Trade accounts receivable from affiliate	398	433
Prepaid expenses and other current assets	23,990	23,257

Total current assets	36,330	37,190

Restricted cash	975	441
Properties, plants, contracts and equipment, net	631,928	636,710
Management fee	64,724	66,603
Due from affiliates	164,408	147,476
Goodwill	99,653	99,653

Total assets	$998,018	$988,073

LIABILITIES AND GUARANTORS’ EQUITY
Current liabilities:
Accounts payable	$6,456	$1,883
Accrued interest	2,678	1,519
Other accrued liabilities	11,246	12,812
Current portion of long-term debt	4,015	140,398

Total current liabilities	24,395	156,612

Senior secured project note	98,702	98,702
Deferred income taxes	123,205	120,555

Total liabilities	246,302	375,869

Commitments and contingencies (Note 4)

Guarantors’ equity:
Common stock	3	3
Additional paid-in capital	632,538	482,814
Retained earnings	119,175	129,387

Total guarantors’ equity	751,716	612,204

Total liabilities and guarantors’ equity	$998,018	$988,073

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Revenue:
Operating revenue	$18,425	$19,723
Interest and other income (loss)	108	(131)

Total revenue	18,533	19,592

Costs and expenses:
Royalty, operating, general and administrative costs	25,103	24,199
Depreciation and amortization	8,041	5,633
Interest expense	5,218	4,664

Total costs and expenses	38,362	34,496

Loss before income taxes	(19,829)	(14,904)
Benefit for income taxes	(9,617)	(6,051)

Net loss	$(10,212)	$(8,853)

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,212)	$(8,853)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,041	5,633
Deferred income taxes	2,650	1,903
Other	942	-
Changes in assets and liabilities:
Accounts receivable, net	1,618	819
Prepaid expenses and other current assets	(733)	513
Accounts payable and accrued liabilities	4,166	6,788

Net cash flows from operating activities	6,472	6,803

Cash flows from investing activities:
Capital expenditures related to operating projects	(3,014)	(6,582)
Construction and other development	(177)	(1,098)
Decrease in restricted cash	(534)	(131)
Management fee	646	350

Net cash flows from investing activities	(3,079)	(7,461)

Cash flows from financing activities:
Increase in due from affiliates	(16,709)	(9,367)
Repayment of senior secured project notes	(136,383)	-
Equity contribution	149,724	10,025

Net cash flows from financing activities	(3,368)	658

Net change in cash	25	-
Cash at beginning of period	-	-

Cash at the end of period	$25	$-

The accompanying notes are an integral part of these financial statements.

PARTNERSHIP GUARANTORS
NOTES TO COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.   General

In the opinion of management of Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC, CalEnergy Minerals LLC, Salton Sea Minerals Corp., CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the “Partnership Guarantors”), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the audited financial statements included in the Partnership Guarantors’ Annual Report on Form 10-K for the year ended December 31, 2003.

2.   New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R which served to clarify guidance in FIN No. 46. During the fourth quarter of 2003, the Partnership Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Partnership Guarantors’ financial position, results of operations or cash flows. The Partnership Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Partnership Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Partnership Guarantors have determined their power purchase and power sale agreements do not represent significant variable interest. Accordingly, the Partnership Guarantors have concluded that it is appropriate to continue to consolidate their power plant projects.

3.   Intangible Assets

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Power Purchase Contracts	$123,002	$98,855	$123,002	$98,463
Patented Technology	46,290	17,796	46,290	17,314

Total	$169,292	$116,651	$169,292	$115,777

Amortization expense on acquired intangible assets was $0.9 million for the three-month periods ended March 31, 2004 and 2003. The Guarantors expect amortization expense on acquired intangible assets to be $2.6 million for the nine months remaining in 2004 and $3.5 million each of the four succeeding fiscal years.

4.   Redemption of Senior Bonds

On March 1, 2004, Salton Sea Funding Corporation (“Funding Corporation”) completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company (“MEHC”), and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. MEHCs funding of the redemption was recorded as an equity contribution. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

5.   Contingencies

Edison and the California Power Exchange

On June 11, 2003, certain Partnership Guarantors entered into a settlement agreement with Southern California Edison (“Edison”). The settlement, which relates to capacity bonus payments and the Salton Sea II Project uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004 the CPUC approved the settlement payment. The payment is expected in the second quarter of 2004.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the CE Turbo Project has not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $0.8 million. The Partnership Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

Minerals

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. (“Kvaerner”) pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the “Zinc Recovery Project EPC Contract”). On June 14, 2001, Minerals issued notices of default, termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations.

On May 25, 2001, Minerals entered into a Services Agreement for engineering, procurement and construction management services (the “AMEC Agreement”) with AMEC E & C Services Inc. (“AMEC”) in connection with the resolution of numerous problems that affected the construction of Minerals’ Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services. Minerals ultimately determined that AMEC did not have the requisite licenses, including a California contractor’s license. AMEC submitted $2.8 million of invoices to Minerals that AMEC claims are due and payable under the AMEC Agreement. Minerals filed a lawsuit against AMEC on June 13, 2003 seeking a declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and (2) recover payments made by Minerals to AMEC based on AMEC’s lack of a contractor’s license in California. The lawsuit also included claims by Minerals against AMEC for breach of contract, professional negligence and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

Environmental Liabilities

The Partnership Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Partnership Guarantors’ geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

6.   Related Party Transactions

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma Power Company rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each project. The amounts expensed for the three-month periods ended March 31, 2004 and 2003 were $1.9 million and $2.1 million, respectively.

Pursuant to Ground Leases dated March 15 and August 15, 1988, the Partnership Guarantors lease from Magma Power Company for 32 years the surface of the land as described in the Imperial County Assessor’s official records. Amounts expensed under the ground leases for the three-month periods ended March 31, 2004 and 2003 were $17,500.

Pursuant to a Transaction Agreement dated January 29, 2003, CE Turbo LLC (“CE Turbo”) began selling available power to a subsidiary of TransAlta Corporation (“TransAlta”) on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales to TransAlta from the Partnership Guarantors totaled $0.7 million and $0.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, accounts receivable from TransAlta were $0.4 million.

On January 21, 2004, CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour (“MWh”) of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. at a price of $10 per Green Tag. CE Turbo currently expects to commence sales under this agreement in July 2004.

Pursuant to the November 1, 1998, amended and restated power sales agreement, CE Turbo is to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to CE Turbo, less wheeling costs. There were no sales from CE Turbo to Minerals for the three-month periods ended March 31, 2004 and 2003.

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project operating losses, capital expenditures and debt service. Equity contributions for the three-month periods ended March 31, 2004 and 2003 were $149.7 million and $10.0 million, respectively. The 2004 equity contribution includes MEHC’s funding of their guarantee of the Series F Bonds which were redeemed on March 1, 2004.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
Magma Power Company
Omaha, Nebraska

We have reviewed the accompanying balance sheet of the Salton Sea Royalty LLC as of March 31, 2004, and the related statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Salton Sea Royalty LLC's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Salton Sea Royalty LLC as of December 31, 2003, and the related statements of operations, members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 30, 2004

SALTON SEA ROYALTY LLC
BALANCE SHEETS
(Amounts in thousands, except share data)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Prepaid expenses and other current assets	$3	$5
Royalty stream, net	12,730	13,002
Goodwill	30,464	30,464
Due from affiliates	50,468	48,413

Total assets	$93,665	$91,884

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accrued interest	$21	$5
Current portion of long-term debt	408	408

Total current liabilities	429	413
Senior secured project note	437	437

Total liabilities	866	850

Commitments and contingencies

Members’ equity:
Common stock, par value $.01 per share;
100 shares authorized, issued and outstanding	-	-
Additional paid-in capital	1,561	1,561
Retained earnings	91,238	89,473

Total members’ equity	92,799	91,034

Total liabilities and members’ equity	$93,665	$91,884

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)

Revenue – royalty income	$2,766	$3,039
Costs and expenses:
Royalty, operating, general and administrative expenses	711	798
Amortization of royalty stream	272	213
Interest expense	18	23

Total costs and expenses	1,001	1,034

Net income	$1,765	$2,005

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)

Cash flows from operating activities:
Net income	$1,765	$2,005
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of royalty stream	272	213
Changes in assets and liabilities:
Prepaid expenses and other current assets	2	2
Accrued interest	16	21

Net cash flows form operating activities	2,055	2,241

Net cash flows from financing activities:
Increase in due from affiliates	(2,055)	(2,241)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at the end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

SALTON SEA ROYALTY LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.   General

In the opinion of management of Salton Sea Royalty LLC (the “Company), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three–month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Royalty Stream

The royalty stream has a cost of $60.5 million and accumulated amortization of $47.8 million and $47.5 million as of March 31, 2004 and December 31, 2003, respectively. Royalty stream amortization expense was $0.3 million and $0.2 million for the three-month periods ended March 31, 2004 and 2003, respectively, and is expected to be $0.8 million for the nine months remaining in 2004 and $1.1 million for 2004 and each of the four succeeding fiscal years.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Salton Sea Funding Corporation (“Funding Corporation”) and Salton Sea Brine Processing, L.P., Salton Sea Power Generation L.P., Salton Sea Power L.L.C., and Fish Lake Power LLC (collectively, the “Salton Sea Guarantors”),Vulcan/BN Geothermal Power Company, Elmore, L.P., Leathers, L.P., Del Ranch, L.P., CE Turbo LLC, CalEnergy Minerals LLC, Salton Sea Minerals Corp., CalEnergy Operating Corporation, Vulcan Power Company, San Felipe Energy Company, Conejo Energy Company, Niguel Energy Company, and VPC Geothermal LLC, (collectively, the “Partnership Guarantors”), and Salton Sea Royalty LLC (the “Royalty Guarantor”, together with the Salton Sea Guarantors and the Partnership Guarantors, the “Guarantors”), during the periods included in the accompanying statements of operations. This discussion should be read in conjunction with the Funding Corporation’s and the Guarantors’ historical financial statements and the notes to those statements. Actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, the Funding Corporation and the Guarantors may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond their control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Funding Corporation’s or the Guarantors’ expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Funding Corporation and the Guarantors have identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Neither the Funding Corporation nor the Guarantors assume any responsibility to update forward-looking information contained herein.

Executive Summary

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. At March 31, 2004, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project (collectively the “Salton Sea Projects”) plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net megawatt (“MW”), respectively. At March 31, 2004, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project (collectively the “Partnership Projects”) plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Salton Sea Projects:

	Three Months
	Ended March 31,

	2004	2003

Overall capacity factor	88.3%	71.6%
Megawatt hours ("MWh") produced	324,900	260,600
Capacity net MW (weighted average)	168.4	168.4

The overall capacity factor for the Salton Sea Guarantors increased for the three-month period ended March 31, 2004 as compared to the same period in 2003 primarily due to longer maintenance outages in 2003.

The following operating data represents the aggregate capacity and electricity production of the Partnership Projects:

	Three Months
	Ended March 31,

	2004	2003

Overall capacity factor	94.0%	101.9%
MWh produced	324,500	347,900
Capacity (net MW) (weighted average)	158.0	158.0

The overall capacity factor for the Partnership Guarantors decreased for the three-month period ended March 31, 2004 as compared to the same period in 2003 primarily due to scheduled maintenance outages.

Results of Operations for the Three-Month Periods Ended March 31, 2004 and 2003

The Funding Corporation's net loss was not significant for the three-month period ended March 31, 2004 and 2003. The net loss primarily represents interest income and expense, net of applicable tax, and the Funding Corporation's 1% equity in earnings of the Guarantors.

The Salton Sea Guarantors' operating revenue increased $4.1 million, or 22.7%, to $22.2 million for the three-month period ended March 31, 2004 from $18.1 million for the same period in 2003. The increase was primarily due to higher production in 2004 resulting from the impact of longer maintenance outages in 2003.

The Salton Sea Guarantors' royalty, operating, general and administrative expenses decreased $2.4 million, or 16.3% to $12.3 million for three-month period ended March 31, 2004 from $14.7 million for the same period in 2003. The decrease was primarily due to maintenance costs incurred in 2003 in connection with the extended maintenance outages.

The Salton Sea Guarantors' depreciation and amortization increased $0.8 million to $5.7 million for the three-month period ended March 31, 2004 from $4.9 million for the same period in 2003. The increase was due to changes in depreciable asset balances.

The Salton Sea Guarantors' interest expense decreased $0.4 million to $4.4 million for the three-month period ended March 31, 2004 from $4.8 million for the same period in 2003. The decrease was due to reduced indebtedness.

The Salton Sea Guarantors are comprised of partnerships or limited liability companies. Income taxes are the responsibility of the partners or members and the Salton Sea Guarantors have no obligation to provide funds to the partners or members for payment of any tax liabilities. Accordingly, the Salton Sea Guarantors have no tax obligations.

The Partnership Guarantors' operating revenue decreased $1.3 million or 6.6% to $18.4 million for the three-month period ended March 31, 2004 from $19.7 million for the same period in 2003. The decrease was primarily due to reduced production resulting from the timing of scheduled maintenance outages.

The Zinc Recovery Project had limited production of varying grades of zinc during the three–month period ending March 31, 2004 and March 31, 2003, resulting in minimal revenue in both periods.

The Partnership Guarantors' royalty, operating, general and administrative expenses increased $0.9 million to $25.1 million for three-month period ended March 31, 2004, from $24.2 million for the same period in 2003 primarily due to increased maintenance and well abandonment costs.

The Partnership Guarantors' depreciation and amortization increased $2.4 million to $8.0 million for the three-month period ended March 31, 2004 from $5.6 million for the same period in 2003. The increase is due to increased amortization of intangible assets.

The Partnership Guarantors' interest expense increased $0.5 million to $5.2 million for the three-month period ended March 31, 2004 from $4.7 million for the same period in 2003. The increase was due to the write-off of $1.5 million of deferred financing costs associated with the redemption of the Funding Corporation Series F Bonds on March 1, 2004, partially offset by reduced indebtedness.

The Partnership Guarantors' income tax benefit was $9.6 million for the three-month period ended March 31, 2004 as compared to $6.1 million for the same period in 2003. The effective tax rate was 48.5% and 40.6% in 2004 and 2003, respectively. Changes in the effective rate are due primarily to the generation of energy tax credits and changes to depletion deductions. Income taxes will be paid by the parent of the Partnership Guarantors from distributions made to the parent by the Partnership Guarantors, which occur after payment of operating expenses and debt service.

The Royalty Guarantor’s net income was $1.8 million for the three-month period ended March 31, 2004 as compared to $2.0 million for the same period in 2003. The Royalty Guarantor is a limited liability company. Income taxes are the responsibility of the members and the Royalty Guarantor has no obligation to provide funds to the members for payment of any tax liabilities. Accordingly, the Royalty Guarantor has no tax obligations.

Liquidity and Capital Resources

The Funding Corporation’s cash flows from investing activities was $136.4 million for the three-month period ended March 31, 2004. The Funding Corporation’s cash used in financing activities was $120.2 million for the three-month period ended March 31, 2004 compared with a source of cash totaling $3.5 million for the same period in 2003. The cash flows from investing and financing activities reflect the redemption of the Series F Bonds and the concurrent payment under the MEHC guarantee as described below.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company (“MEHC”), and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

The Salton Sea Guarantors’ only source of revenue is payments received pursuant to long term power sales agreements with Southern California Edison (“Edison”), other than Salton Sea V Project revenue and interest earned on funds on deposit. The Partnership Guarantors’ primary source of revenue is payments received pursuant to long term power sales agreements with Edison, other than CE Turbo Project and Zinc Recovery Project revenue and interest earned on funds on deposit. The Royalty Guarantor’s only source of revenue is royalties received pursuant to resource lease agreements with the Partnership Projects. Because of the Guarantor’s dependence on Edison, if Edison fails to fulfill its obligations to the Projects, it could significantly impair the ability of the Guarantors to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

The Salton Sea Guarantors’ generated cash flows from operations of $6.0 million for the three-month period ended March 31, 2004 compared with $10.6 million for the same period in 2003. The decrease was primarily due to timing of payment for maintenance activities and insurance premiums.

The Salton Sea Guarantors’ cash flows used in investing activities decreased to $0.4 million for the three-month period ended March 31, 2004 compared with $4.1 million for the same period in 2003. Capital expenditures are the only component of investing activities which decreased in 2004. Salton Sea Guarantors’ cash flows used in financing activities was $5.5 million for the three-month period ended March 31, 2004 compared with $6.5 million for the same period in 2003. The decreased use of cash was primarily due to higher payments to affiliates during 2003 due to higher available cash.

The Partnership Guarantors’ generated cash flows from operations of $6.5 million for the three-month period ended March 31, 2004 compared with $6.8 million for the same period in 2003. The decrease was primarily due to lower earnings in 2004 and timing of payments of insurance premiums, partially offset by higher non-cash charges for depreciation and amortization.

The Partnership Guarantors’ cash flows used in investing activities was $3.1 million for the three-month period ended March 31, 2004 compared with $7.5 million for the same period in 2003. Capital expenditures are the primary component of investing activities which decreased in 2004. Partnership Guarantors’ cash flows used in financing activities was $3.4 million for the three-month period ended March 31, 2004 compared with a source of cash totaling $0.7 million for the same period in 2003. Cash flows used in financing reflect changes in amounts due to affiliates, MEHC’s equity contributions to fund the Zinc Recovery Project operating losses and capital expenditures and MEHC’s funding of its guarantee of the Series F Bonds which were redeemed on March 1, 2004.

The Royalty Guarantors’ generated cash flows from operations of $2.1 million for the three-month period ended March 31, 2004 compared with $2.2 million for the same period in 2003. The Royalty Guarantor’s cash flows used in financing activities was $2.1 million for the three-month period ended March 31, 2004 compared with $2.2 million for the same period in 2003.

Edison and the California Power Exchange

On June 11, 2003, certain Guarantors entered into a settlement agreement with Edison. The settlement, which relates to certain capacity bonus payments and the Salton Sea II Project uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004, the CPUC approved the settlement payment. The payment is expected in the second quarter of 2004.

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling approximately $2.4 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project has served notices of error to Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project has served notice to Edison that it disputes such action. As a result, the Guarantors established an allowance for doubtful accounts of $1.8 million and $1.7 million for capacity payments as of March 31, 2004 and December 31, 2003, respectively.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling approximately $0.7 million. Salton Sea Power Generation L.P., owner of the Salton Sea III Project, has served notices of error to Edison for such unpaid amounts. As a result the Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million. The Guarantors have established an allowance for doubtful accounts for the full amount of this balance as of March 31, 2004 and December 31, 2003.

Minerals

The Zinc Recovery Project was being constructed by Kvaerner U.S. Inc. (“Kvaerner”) pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the “Zinc Recovery Project EPC Contract”). On June 14, 2001, Minerals issued notices of default termination and demand for payment of damages to Kvaerner under the Zinc Recovery Project EPC Contract due to failure to meet performance obligations.

On May 23, 2002, Minerals and Kvaerner entered into a Settlement Agreement. Under the terms of the agreement, Minerals retained the amounts drawn under the letter of credit, the EPC retainage amounts and the EPC contract balance and has paid to Kvaerner two equal installments of $2.25 million in January of 2003 and 2004 and will pay $2.25 million in January 2005.

On May 25, 2001, Minerals entered into a Services Agreement for engineering, procurement and construction management services (the “AMEC Agreement”) with AMEC in connection with the resolution of numerous problems that affected the construction of Minerals’ Zinc Recovery Project. Under the AMEC Agreement, AMEC represented that it had certain licenses required for its services which Minerals ultimately determined to be false. AMEC submitted $2.8 million of invoices to Minerals that AMEC claims are due and payable under the AMEC Agreement. Minerals filed a lawsuit against AMEC on June 13, 2003 for declaratory judgment that would (1) prevent collection by AMEC of the $2.8 million it claimed to be due and payable and, (2) recover payments made by Minerals to AMEC based on AMEC’s lack of a contractor’s license in California. The lawsuit also included claims by Minerals against AMEC for breach of contract and breach of duty of fiduciary responsibility. AMEC filed a motion to compel arbitration of the dispute. The court ruled against the motion to compel arbitration and AMEC has appealed this decision.

Environmental Liabilities

The Guarantors are subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Guarantors’ existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Guarantors’ cost of waste disposal and (vi) reducing the reliability of service provided by the Guarantors and the amount of energy available from the Guarantors’ facilities. Any of such items could have a substantial impact on amounts required to be expended by the Guarantors in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were not material.

Other

Certain of the Guarantors’ geothermal facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

Related Party Transactions

Pursuant to the Amended and Restated Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated February 23, 1994, as amended, the Salton Sea Guarantors acquired from Magma Land I, a wholly owned subsidiary of Magma Power Company (“Magma”), rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Salton Sea Power Generation, L.P. facilities in return for 5% of all electricity revenue received by the Salton Sea Guarantors. The amounts expensed under this agreement for the three-month periods ended March 31, 2004 and 2003 were $1.1 million and $0.9 million, respectively.

Pursuant to the Administrative Services Agreement dated April 1, 1993 between the Salton Sea Guarantors and Magma, Magma will provide administrative and management services to the Salton Sea Guarantors, excluding the Salton Sea IV and Salton Sea V Projects. Fees payable to Magma amount to 3% of all electricity revenue. The amount expensed under this agreement for the three-month periods ended March 31, 2004 and 2003 were $0.3 million and $0.2 million, respectively.

Pursuant to the Operating and Maintenance Agreement dated April 1, 1993 between CalEnergy Operating Corporation (“CEOC”) and the Salton Sea Guarantors, the Salton Sea Guarantors have retained CEOC to operate the Salton Sea Projects for a period of 32 years. Payments are made to CEOC in the form of reimbursements of expenses incurred. During the three-month periods ended March 31, 2004 and 2003, the Salton Sea Guarantors reimbursed CEOC for expenses of $3.9 million and $4.3 million, respectively.

Pursuant to the November 1, 1998, amended and restated power sales agreement, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) are to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to this agreement, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively, and there were no sales to Minerals from CE Turbo for the three months ended March 31, 2004 and 2003. Accounts receivable from Minerals were $0.3 million and $- as of March 31, 2004 and December 31, 2003, respectively.

Pursuant to the Easement Grant Deed and Agreement Regarding Rights for Geothermal Development, the Partnership Guarantors acquired from Magma rights to extract geothermal brine from the geothermal lease rights property which is necessary to operate the Leathers, Del Ranch and Elmore Projects in return for 17.333%, on a pro rata basis, of all energy revenue received by each project. The amounts expensed under this agreement for the three-month periods ended March 31, 2004 and 2003 were $1.9 million and $2.1million, respectively.

Pursuant to Ground Leases dated March 15 and August 15, 1988, the Partnership Guarantors lease from Magma for 32 years the surface of the land as described in the Imperial County Assessor’s official records. Amounts expensed under the ground leases for the three-month periods ended March 31, 2004 and 2003 were $17,500.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to a subsidiary of TransAlta Corporation (“TransAlta”) on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales to TransAlta from the Partnership and Salton Sea Guarantors totaled $2.1 million and $2.3 million for the three-month periods ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, accounts receivable from TransAlta were $1.3 million and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag purchase and sale agreement to sell the non-power attributes (the non-power attributes made available by one MWh of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (U.S.) Inc. at a price of $10 per Green Tag. Salton Sea Power and CE Turbo currently expect to commence sales under this agreement in July 2004.

MEHC contributed equity to the Partnership Guarantors to fund the Zinc Recovery Project operating losses, capital expenditures and debt service. Equity contributions for the three-month periods ended March 31, 2004 and 2003 were $149.7 million and $10.0 million, respectively. The 2004 equity contribution includes MEHC’s funding of their guarantee of the Series F Bonds which were redeemed on March 1, 2004.

Contractual Obligations and Commercial Commitments

There were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7. of the Funding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 other than as discussed in the “Liquidity and Capital Resources” section.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Combined Financial Statements and accompanying notes. Note 2 to the Funding Corporation’s and the Guarantors’ financial statements included in their annual report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from these estimates.

For additional discussion of the Funding Corporation’s and Guarantors’ critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Funding Corporation’s and the Guarantors’ Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R which served to clarify guidance in FIN No. 46. During the fourth quarter of 2003, the Guarantors adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Guarantors’ financial position, results of operations or cash flows. The Guarantors adopted the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004. The Guarantors have considered the provisions of FIN 46R for all subsidiaries and their related power purchase or power sale agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Guarantors have determined their power purchase and power sale agreements do not represent significant variable interests. Accordingly, the Guarantors have concluded that it is appropriate to continue to consolidate their power plant projects.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Funding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures.

An evaluation was performed under the supervision and with the participation of Salton Sea Funding Corporation’s management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of Salton Sea Funding Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, Salton Sea Funding Corporation’s management, including the chief executive officer and chief financial officer, concluded that Salton Sea Funding Corporation’s disclosure controls and procedures were effective. There have been no significant changes in Salton Sea Funding Corporation’s internal controls or in other factors that could significantly affect internal controls.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings.

There have been no material changes to legal proceedings from the information provided in Item 3. Legal Proceedings of the Funding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)	Reports on Form 8-K:

January 30, 2004
March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salton Sea Funding Corporation

(Registrant)

Date: May 4, 2004	/s/ Wayne F. Irmiter

Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Accounting Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

